Form 10-K
period 1997-12-31
SCFC BOAT LOAN TRUST 1992-1
filed 1998-03-27
CIK 884936

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

               For the fiscal year ended December 31, 1997

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

                            PART I


Item 1       Business

   Not Applicable


Item 2       Properties

     The SCFC Boat Loan Trust 1992-1 (the "Trust") was formed pursuant to a Pooling and Servicing Agreement dated as of April 1, 1992 (the "Pooling and Servicing Agreement") among SCFC Receivables Financing Corporation, as seller (the "Seller"), NOVUS Credit Services Inc. (formerly known as Sears Consumer Financial Corporation) ("NOVUS"), as servicer (the "Servicer"), and U.S Bank National Association d/b/a/ First Bank National Association (successor trustee to Bank of America Illinois, formerly Continental Bank, National Association), as trustee (the "Trustee"). The property of the Trust consists of a portfolio of retail installment sales contracts and installment loans originated by NOVUS or one of its affiliates or purchased from dealers by NOVUS or one of its affiliates (the "Receivables"), together with all rights, benefits and proceeds arising therefrom or in connection therewith, including security interests in the new and used boats, boat motors and boat trailers securing such Receivables.

     As of April 1, 1992, the Receivables included in the Trust had an aggregate principal balance of $222,169,683.94. As of December 31, 1997, the end of the fiscal year of the Trust for which this Form 10-K annual report is being filed, the principal balance of the Receivables remaining in the Trust was $30,964,283.61.

     Reference is made to Exhibit 28(a), the Annual Payments Summary, for additional information regarding principal and interest payments in respect of the Trust certificates issued by the Trust (the "Certificates") and information regarding servicing compensation and other fees paid by the Trust during 1997.

     As of December 31, 1997, the aggregate principal balance of the receivables allocated to the Class A Certificates was $25,700,238.65 and the aggregate principal balance allocated to the Class B Certificates was $5,264,044.96.


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

     (b) As of March 15, 1998, there was one certificateholder of record in respect of each of the Class A and Class B Certificates.


Item 9        Changes in and Disagreement with Accountants on
              Accounting and Financial Disclosure

     None


                             PART III


Item 12        Security Ownership of Certain Beneficial Owners and
               Management

     (a) To the best knowledge of the Registrant, no person is a beneficial owner, as such term is defined in Rule 13d-3 under the Securities and Exchange Act of 1934 ("Rule 13d-3"), of more than 5% of the Class A Certificates. As of March 15, 1998, CEDE & Co. held one certificate representing the total aggregate principal amount of the Class A Certificates. The Registrant understands that CEDE & Co. is the nominee for the Depository Trust Company ("DTC"). The Registrant is advised that it is the position of the staff of the Securities and Exchange Commission that neither DTC or CEDE & Co. are deemed "beneficial owners" as defined in Rule 13d-3. The Registrant further understands that DTC has no actual knowledge of the actual owners of the securities held of record by CEDE & Co.

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

     (a)    Exhibits

            28(a) - Annual Payment Summary

            28(b) - Statement of Annual Compliance delivered
                    pursuant to Section 13.10 of the Pooling and Servicing Agreement

            28(c) - Report of Independent Certified Public
                    Accountant Report delivered pursuant to
                    Section 13.11 of the Pooling and
                    Servicing Agreement.

     (b)    Reports on Form 8-K:

            Current reports on Form 8-K are filed on or about the Distribution Date each month (typically the 15th of the month). The reports include as exhibits, the MONTHLY INVESTOR CERTIFICATEHOLDERS' STATEMENTS.
            Current Reports on Form 8-K were filed on January 15, 1997, February 18, 1997, March 17, 1997, April 15,
            1997, May 15, 1997, June 16, 1997, July 15, 1997,
            August 15, 1997, September 15, 1997, October 15, 1997,
            November 17, 1997 and December 15, 1997.

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



                        SCFC Boat Loan Trust 1992-1
                                  (Registrant)

                        By:  SCFC Receivables Financing Corporation
                                            (Seller)



Dated:  March 27, 1998  By:  /S/ Nancy Donovan
                             --------------------------------------
                             Nancy Donovan
                             President





     Supplemental Information to be Furnished with Reports filed Pursuant to
Section 15(d) of the Act; by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

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

     28(c) Report of Independent Certified Public Accountants delivered pursuant to Section 13.11 of the Pooling and Servicing Agreement.

                                                                Exhibit 28(a)

                          SCFC BOAT LOAN TRUST 1992-1
                   7.05% Boat Loan Pass-Through Certificates

             ======================================================


                     Distribution and Performance
                    Annual Aggregate Report - 1997


     Under the Pooling and Servicing Agreement dated as of April 1,
1992 by and among NOVUS Credit Services, Inc. (formerly known as Sears Consumer Financial Corporation), SCFC Receivables Financing Corporation and First Bank National Association, as Trustee, the Trustee is required to prepare certain information each month regarding current distributions to Certificateholders and the performance of the Trust during the calandar year 1997. The information which is required to be prepared with respect to the Distribution Date and Collection Period listed above is set forth below. Certain of the information is presented on the basis of an original principal amount of $1,000 per Class A Certificate and certain other information is presented based upon the aggregate amounts for the Trust as a whole.


A.  Information Regarding the Current Annual Distribution.
    -------------------------------------------------------
    1.  Class A Certificates.
        ---------------------
        (a) The aggregate amount of the distribution
            to Class A Certificateholders on the Dis-
            tribution Date set forth above.                    $14,649,439.07

        (b) The amount of the distribution set forth in
            paragraph (a) above in respect of interest.         $2,249,826.80

        (c) The amount of the distribution set forth in
            paragraph (a) above in respect of principal.       $12,399,612.27

        (d) The amount of the distribution set forth in
            paragraph (a) above, per $1,000 interest.                  $79.44

        (e) The amount of the distribution set forth in
            paragraph (b) above, per $1,000 interest.                  $12.20

        (f) The amount of the distribution set forth in
            paragraph (c) above, per $1,000 interest.                  $67.24


    2.  Class B Certificates.
        ---------------------
        (a) The aggregate amount of the distribution
            to Class B Certificateholders on the Dis-
            tribution Date set forth above.                     $4,534,749.04

        (b) The amount of the distribution set forth in
            paragraph (a) above in respect of interest.           $460,820.19

        (c) The amount of the distribution set forth in
            paragraph (a) above in respect of principal.        $4,073,928.85


   B. Information Regarding the Performance of the Trust.
    ---------------------------------------------------
    1.  Pool Balance and Certificate Balances.
        --------------------------------------
        (a) The aggregate Principal Balance of the
            receivables at the end of the Record
            Date.                                              $30,964,283.61

        (b) The aggregate outstanding principal amount
            of the Class A Certificates as of the end of
            the Record Date set forth above, after
            giving effect to payments allocated to prin-
            cipal in paragraph A.1.(c) above.                  $25,700,238.65

        (c) The aggregate outstanding principal amount
            of the Class B Certificates as of the end of
            the Record Date set forth above, after
            giving effect to payments allocated to prin-
            cipal in paragraph A.2.(c) above.                   $5,264,044.96

        (d) The Pool Factor at the end of the Record
            Date set forth above.                                   0.1393722

    2.  Servicing Fee.
        --------------
        (a) The aggregate amount of the Servicing Fee
            paid to the Servicer with respect to the Col-
            lection Period set forth above.                       $384,488.93

        (b) The portion of the payment set forth in para-
            graph (a) above attributable to the Class A
            Certificates.                                         $319,124.38

        (c) The amount of the payment set forth in para-
            graph (b) above, per $1,000 interest.                       $1.73

        (d) The amount of the payment set forth in para-
            graph (a) above attributable to the Class B
            Certificates.                                          $65,364.57



    3.  Payment Shortfalls.
        -------------------
        (a) The amount of the Class A Carryover Short-
            fall after giving effect to the payments set
            forth in paragraph A.1.(a) above.                           $0.00

        (b) The change in the amount of the Class A Carry-
            over Shortfall set forth in paragraph (a) above
            from such amount as of the end of the prior
            Collection Period.                                          $0.00

        (c) The amount of the Class A Carryover Short-
            fall set forth in paragraph (a) above allocated
            to interest.                                                $0.00

        (d) The amount of the Class A Carryover Short-
            fall set forth in paragraph (a) above allocated
            to principal.                                               $0.00

        (e) The amount of the Servicer Shortfall after
            giving effect to the payment set forth in
            paragraph B.2.(a) set forth above.                          $0.00

        (f) The change in the amount of the Servicer Short-
            fall set forth in paragraph (e) above from such
            amount as of the end of the prior Collection
            Period.                                                     $0.00

        (g) The amount of the Class B Shortfall after
            giving effect to the payments set forth in
            paragraph A.2.(a) above.                            $1,373,925.56

        (h) The change in the amount of the Class B Short-
            fall set forth in paragraph (g) above from such
            amount as of the end of the prior Collection
            Period.                                            ($1,534,181.33)

        (i) The amount of the Class B Shortfall set forth
            in paragraph (g) above allocated to interest.               $0.00

        (j) The amount of the Class B Shortfall set forth
            in paragraph (g) above allocated to principal.      $1,373,925.56


    4.  Reserve Funds.
        -------------
        (a) The balance of the Seller Reserve Fund on the
            Distribution Date set forth above after
            giving effect to the deposits and withdrawals
            made therefrom on such Distribution Date.           $2,000,000.00

        (b) The change in the balance of the Seller Reserve
            Fund set forth in paragraph (a) above from such
            balance as of the end of the prior Distribution
            Date.                                                        0.00

        (c) The balance of the Subordination Reserve Fund
            on the Distribution Date set forth above
            after giving effect to the deposits and with-
            drawals made therefrom on such Distribution
            Date.                                              $13,330,181.04

        (d) The change in the balance of the Subordination
            Reserve Fund set forth in paragraph (c) above
            from such balance as of the end of the prior
            Distribution Date.                                          $0.00



    5.  Payahead Account.
        ----------------
        (a) The aggregate Payahead Balance at the end of
            the Distribution Date set forth above.                $140,782.85

        (b) The change in the Payahead Balance from the
            prior Distribution Date.                             ($114,147.44)


    6.  Delinquencies and Charge-Offs.
        -----------------------------
        (a) The aggregate principal amount of all
            Receivables which were delinquent 30 days to
            60 days as of the last day of the Collection
            Period set forth above                              $1,334,925.06

        (b) The aggregate principal amount of all
            Receivables which were delinquent 60 days or
            more as of the last day of such Collection
            Period                                                $676,786.90

        (c) The aggregate principal amount of all
            Receivables which became Defaulted Receiv-
            ables during such Collection Period                 $1,001,412.67


        (d) The number of Receivables which became
            Defaulted Receivables during such Collection
            Period                                                         99

        (e) The number of Receivables in the pool at the
            end of such Collection Period after
            giving effect to any repurchases by the
            Seller or purchases by the Servicer                         3,553

        (f) The number of Receivables in the pool at the
            end of such Collection Period as to which
            the related vehicles have been repossessed
            but not yet sold                                               20

        (g) The aggregate amount of Liquidation Proceeds
            collected during such Collection Period               $746,862.27

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

                                 Dated as of December 31, 1997



                                 By:  /s/ Ronald F. Tegler
                                     ------------------------------
                                          Ronald F. Tegler

                                 Title:  Vice President, Controller

                                 Dated as of December 31, 1997


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



INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholder
NOVUS Credit Services Inc. and Subsidiaries
Riverwoods, Illinois

First Bank National Association
Trustee
Chicago, Illinois

Re:  Uniform Single Attestation Program for Mortgage Bankers

We have examined management's assertion about the compliance of NOVUS Credit Services Inc. and subsidiaries (the "Company") with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) for the SCFC Boat Loan Trust 1992-1 as of and for the year ended December 31, 1997, included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

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

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 1997, is fairly stated in all material respects.


/s/ Deloitte & Touche LLP
---------------------------------
     Deloitte & Touche LLP

January 23, 1998

Deloitte & Touche
Tohmatsu
International

NOVUS FINANCIAL
a Dean Witter, Discover Company



March 20, 1998




As of and for the year ended December 31, 1997, NOVUS Credit Services Inc. and subsidiaries (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") for SCFC Boat Loan Trust 1992-1, to the extent the procedures set forth in the USAP are applicable to the servicing obligations set forth in the Pooling and Servicing Agreement dated April 1, 1992. As of and for this same period, Morgan Stanley Dean Witter, Discover & Co., the Company's parent, had in effect a fidelity bond in the amount of $125 million and an errors and omissions policy in the amount of $125 million under which the Company was covered.







/s/ Nancy S. Donovan
-----------------------------------
Nancy S. Donovan, President



/s/ Ronald F. Tegler
-----------------------------------
Ronald F. Tegler, Vice President and Controller





NOVUS Financial Corporation and Affiliated Companies
2500 Lake Cook Road, 3 West, Riverwoods, Illinois 60015